Form 10-Q
period 2008-12-31
DRC Ventures ,Inc.
filed 2009-02-13
CIK 1434109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53326

DRC VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2423443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 11, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DRC Ventures, Inc.
Balance Sheet-Unaudited
(A Development Stage Company)
As of December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$11
TOTAL CURRENT ASSETS	11
TOTAL ASSETS	11

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Shareholder Loan	$9,820
Accrued Expenses	699
TOTAL CURRENT LIABILITIES	10,519
TOTAL LIABILITIES	10,519

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding at December 31, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding at December 31, 2008)	100
Stock Subscription Receivable	(100)
Retained Deficit	(10,508)
TOTAL STOCKHOLDERS' DEFICIT	(10,508)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11

DRC Ventures, Inc.
Statement of Operations-Unaudited
(A Development Stage Company)

	For the Three	Cumulative total
	Months Ended	since inception
	December 31, 2008	April 15, 2008
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Professional Fees	500	9,495
Interest Expense	200	600
Selling, General, and Administrative	413	413
Total Expenses	1,113	10,508

NET INCOME/(LOSS)	$(1,113)	$(10,508)

Basic and fully diluted net loss per common share:	$(0.001)	$(0.011)

Weighted average common shares outstanding	1,000,000	1,000,000

DRC Ventures, Inc.
Statement of Stockholders' Deficit-Unaudited
(A Development Stage Company)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, April 15, 2008 (Inception)	-	$-	-	$-	$-	$-

Net income/(loss) for the period	-	-	-	-	-	(10,508)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(10,508)

DRC Ventures, Inc.
Statement of Cash Flows-Unaudited
(A Development Stage Company)

	For the Three	Cumulative Total
	Months Ended	Since Inception
	December 31, 2008	April 15, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,113)	$(10,508)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	299	699
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(814)	(9,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	820	9,820
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	820	9,820

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	11

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	5	-

ENDING BALANCE	$11	$11

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

DRC VENTURES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—DRC Ventures, Inc. (the "Company”) was organized under the laws of the State of Nevada on April 15, 2008 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of December 31, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2008.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period from April 15, 2008 (Inception) through December 31, 2008 are summarized as follows:

Cash paid during the period from April 15, 2008 through December 31, 2008 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2008.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has a loss of $1,113 for the three months ended December 31, 2008 and a net accumulated deficit of $10,508 since inception and has yet to generate an internal cash flow.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—COMMITMENTS

As of December 31, 2008, the Company had no commitments.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from April 15, 2008 (Inception) through December 31, 2008, the Company issued 1,000,000 to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
David Powell	500,000	founder shares	$0.0001	$50.00
Ronald Williams	500,000	founder shares	$0.0001	$50.00
	1,000,000			$100

Payment for the above shares was not received as of December 31, 2008, and the Company set up a Stock Subscription Receivable account in the Equity section of the Balance Sheet.  As of December 31, 2008, $100 was outstanding for these 1,000,000 shares.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from April 15, 2008 through December 31, 2008, the Company issued no preferred shares.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2008 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a series of promissory notes with a related party evidencing loans made to the Company during 2008.  The total principal amount of the loans is $9,820 and is payable on demand.  The annual interest rate on the note is 8%.  Accrued interest not paid as of December 31, 2008 is $600.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

DRC Ventures, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on April 15, 2008 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We have neither engaged in any operations nor generated any revenues since our inception.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction) in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in and likely result in the resignation or removal of our present officers and directors.

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

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Securities Exchange Act reports and investigating and consummating a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

Results of Operations.

Since our inception, we have not generated any revenues.  We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer and our principal financial officer.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended December 31 2008, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

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

DRC VENTURES, INC.

Date:	February 11, 2008	By:	/s/ Ronald Williams
Ronald Williams, President