Form 10-Q
period 2009-03-31
DRC Ventures ,Inc.
filed 2009-05-15
CIK 1434109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DRC Ventures, Inc.
Balance Sheet-Unaudited
(A Development Stage Company)
As of March 31, 2009

ASSETS
CURRENT ASSETS
Cash	$13
TOTAL CURRENT ASSETS	13
TOTAL ASSETS	13

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Shareholder Loan	$11,125
Accrued Expenses	917
TOTAL CURRENT LIABILITIES	12,042
TOTAL LIABILITIES	12,042

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2009)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2009)	100
Stock Subscription Receivable	(100)
Retained Deficit	(12,029)
TOTAL STOCKHOLDERS' DEFICIT	(12,029)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13

DRC Ventures, Inc.
Statement of Operations-Unaudited
(A Development Stage Company)

	For the Three	For the Nine	Cumulative total
	Months Ended	Months Ended	since inception
	March 31, 2009	March 31, 2009	April 15, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	1,000	1,500	10,495
Interest Expense	317	717	917
Selling, General, and Administrative	303	617	617
Total Expenses	1,620	2,834	12,029

NET INCOME/(LOSS)	$(1,620)	$(2,834)	$(12,029)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

DRC Ventures, Inc.
Statement of Stockholders' Deficit-Unaudited
(A Development Stage Company)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, April 15, 2008 (Inception)	-	$-	-	$-	$-	$-

Net income/(loss) for the period	-	-	-	-	-	(12,029)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, March 31, 2009	1,000,000	$100	-	$-	$-	$(12,029)

DRC Ventures, Inc.
Statement of Cash Flows-Unaudited
(A Development Stage Company)

	For the Three	For the Nine	Cumulative Total
	Months Ended	Months Ended	Since Inception
	March 31, 2009	March 31, 2009	April 15, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,620)	$(2,834)	$(12,029)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	317	717	917
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,303)	(2,117)	(11,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	1,305	2,125	11,125
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,305	2,125	11,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	8	13

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	11	5	-

ENDING BALANCE	$13	$13	$13

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

DRC VENTURES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2009 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2009.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period from April 15, 2008 (Inception) through March 31, 2009 are summarized as follows:

Cash paid during the period from April 15, 2008 through March 31, 2009 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $12,029, used cash from operations of $11,112 since its inception, and has a negative working capital of $12,028 at March 31, 2009.

 The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE E—COMMITMENTS

As of March 31, 2009, the Company had no commitments.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from April 15, 2008 (Inception) through March 31, 2009, the Company issued 1,000,000 to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
David Powell	500,000	founder shares	$0.0001	$50.00
Ronald Williams	500,000	founder shares	$0.0001	$50.00
	1,000,000			$100.00

Payment for the above shares was not received as of March 31, 2009, and the Company set up a Stock Subscription Receivable account in the Equity section of the Balance Sheet.  As of March 31, 2009, $100 was outstanding for these 1,000,000 shares.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from April 15, 2008 through March 31, 2009, the Company issued no preferred shares.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a series of promissory notes in favor of a related party.  The total amount of the loans is $11,125 and the notes are payable on demand with interest accrued at the rate of 8% per annum.  Accrued interest not paid as of March 31, 2009 is $917.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

DRC Ventures, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on April 15, 2008 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in and likely result in the resignation or removal of our present officers and directors.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At March 31, 2009, we had a de minimus amount of cash on hand.  We do not expect that the funds available will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the evaluation and investigation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

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

(a) During the three months ended March 31, 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

DRC VENTURES, INC.

Date:	May 14, 2008	By:	/s/ Ronald Williams
Ronald Williams, President