Form 10-Q
period 2009-12-31
DRC Ventures ,Inc.
filed 2010-02-16
CIK 1434109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 15, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet as of December 31, 2009 (Unaudited)	F-1

Statement of Operations for the three months ended December 31, 2009 and 2008 (unaudited) and for the period April 15, 2008 (inception) to December 31, 2010 (unaudited)	F-2

Statement of Operations for the six months ended December 31, 2009 and 2008 (unaudited) and for the period April 15, 2008 (inception) to December 31, 2010 (unaudited)	F-3

Statement of Stockholders Deficit as of December 31, 2010	F-4

Statement of Cash Flows for the three months ended December 31, 2009 and 2008 (unaudited) and for the period April 15, 2008 (inception) to December 31, 2010 (unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-6

DRC Ventures, Inc.
Balance Sheet
(A Development Stage Company)

	As of
	December 31,	June 30,
	2009 (unaudited)	2009 (audited)
ASSETS
CURRENT ASSETS
Cash	$11	$520
TOTAL CURRENT ASSETS	11	520
TOTAL ASSETS	11	520

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Shareholder Loan	$14,705	$12,435
Accrued Expenses	1,496	1,043
TOTAL CURRENT LIABILITIES	16,201	13,478
TOTAL LIABILITIES	16,201	13,478

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Retained Deficit	(16,190)	(12,958)
TOTAL STOCKHOLDERS' DEFICIT	(16,190)	(12,958)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11	$520

The accompanying notes are an integral part of these financial statements.

DRC Ventures, Inc.
(A Development Stage Company)
Statement of Operations (unaudited)

			Cumulative
	For the three months ended		Since
	December 31,	December 31,	Inception
	2009	2008	April 15, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	2,200	500	13,195
Selling, General, and Administrative	567	314	1,499
Total Expenses	2,767	814	14,694

OTHER INCOME/(EXPENSE)
Interest Expense	$(227)	$(200)	$(1,496)
NET OTHER INCOME/(EXPENSE)	(227)	(200)	(1,496)

NET LOSS	$(2,994)	$(1,014)	$(16,190)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

DRC Ventures, Inc.
(A Development Stage Company)
Statement of Operations (unaudited)

			Cumulative
	For the six months ended		Since
	December 31,	December 31,	Inception
	2009	2008	April 15, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	2,200	500	13,195
Selling, General, and Administrative	579	314	1,499
Total Expenses	2,779	814	14,694

OTHER INCOME/(EXPENSE)
Interest Expense	$(453)	$(400)	$(1,496)
NET OTHER INCOME/(EXPENSE)	(453)	(400)	(1,496)

NET LOSS	$(3,232)	$(1,214)	$(16,190)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

DRC Ventures, Inc.
Statement of Stockholders' Deficit (unaudited)
(A Development Stage Company)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 30, 2008	-	$-	-	$-	$-	$(9,195)

Net income/(loss) for the year	-	-	-	-	-	(3,763)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(12,958)

Net income/(loss) for the period	-	-	-	-	-	(3,232)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(16,190)

The accompanying notes are an integral part of these financial statements.

DRC Ventures, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Cumulative
	For the		Totals
	six months ended		Since
	December 31,	December 31,	Inception
	2009	2008	April 15, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,232)	$(1,214)	$(16,190)
Adjustments to reconcile net (loss) to net cash used
in operations:
Changes in Assets and Liabilities:
(Increase)/Decrease in Accrued Expenses	453	400	1,496

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,779)	(814)	(14,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable to Related Party	2,270	820	14,705

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,270	820	14,705

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	520	5	-

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$11	$11	$11

The accompanying notes are an integral part of these financial statements.

DRC VENTURES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE A- BUSINESS ACTIVITY

DRC Ventures, Inc. (“The Company”) was organized under the laws of the State of Nevada on April 15, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $16,190 used cash from operations of $14,694 since its inception, and has a negative working capital of $16,190 at December 31, 2009.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DRC VENTURES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Revenue Recognition- The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

(iv)	collectability is reasonably assured.

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009.

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2009, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2009.

DRC VENTURES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009.

DRC VENTURES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements- In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP which commenced on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

DRC VENTURES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements (Cont’d)

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2009 and 2008 is summarized as follows:

Cash paid during the period ended December 31, 2009 and 2008 for interest and income taxes:

	2009	2008
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2009.

DRC VENTURES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE F-INCOME TAXES

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
During the periods ended December 31, 2009, the company issued no stock.

As of December 31, 2009, the company had the following common shares outstanding:

Name	Number of shares	Cash or Services	Price per share	Total value
David Powell	500,000	founder shares	$0.0001	$50
Ronald Williams	500,000	founder shares	$0.0001	$50
	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the periods ended December 31, 2009, the company issued no preferred stock.  As of December 31, 2009, the company had no preferred shares outstanding.

DRC VENTURES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a series of promissory notes with a related party.  The total amount of loan outstanding is $14,705 and it is payable upon demand, the annual interest rate on this note is 8%.  Accrued interest, but not paid as of December 31, 2009 is 1,496.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview.

DRC Ventures, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on April 15, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   We are in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of entering into a transaction such as that contemplated by our Company.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Liquidity and Capital Resources.

At December 31, 2009, we had a de minimus amount of cash on hand.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the identification and evaluation of targets for a Business Combination.

To date, we have funded our operations through loans from our stockholders and, as of December 31, 2009, we had borrowed an aggregate of $14,705 from them, including $2,360 during the three months then ended.  Our stockholders have advised us that they expect to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three and six month periods ended December 31, 2009 of $2,994 and $3,232, respectively, and a net loss since inception of $16,190.  The Company has used cash from operations of $14,694 since its inception, consisting primarily of professional fees, and has a negative working capital of $15,990 at December 31, 2009.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

DRC VENTURES, INC.

Dated: February 15, 2010	By:	/s/ Ronald Williams
	Name:	Ronald Williams
	Title:	President, Principal Executive Officer and Principal Financial Officer