Form 10-Q
period 2010-03-31
DRC Ventures ,Inc.
filed 2010-05-12
CIK 1434109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53326

DRC VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2423443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

497 Willow Street, South Hempstead, New York 11550
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 12, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009 (audited)	F-1
Statements of Operations for the three months ended March 31, 2010 and 2009 and the period from April 15, 2008 (date of inception) to March 31, 2010 (unaudited)	F-2
Statements of Operations for the nine months ended March 31, 2010 and 2009 and the period from April 15, 2008 (date of inception) to March 31, 2010 (unaudited)	F-3
Statement of Stockholder’s Deficit as of March 31, 2010 (unaudited)	F-4
Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and the period from January 22, 2008 (date of inception) to March 31, 2010 (unaudited)	F-5
Notes to Financial Statements	F-6

DRC Ventures, Inc.
Balance Sheet
(A Development Stage Company)

	As of
	March 31,	June 30,
	2010 (unaudited)	2009 (audited)
ASSETS
CURRENT ASSETS
Cash	$11	$520
TOTAL CURRENT ASSETS	11	520
TOTAL ASSETS	11	520

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Shareholder Loan	$16,205	$12,435
Accrued Expenses	1,820	1,043
TOTAL CURRENT LIABILITIES	18,025	13,478
TOTAL LIABILITIES	18,025	13,478

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Retained Deficit	(18,014)	(12,958)
TOTAL STOCKHOLDERS' DEFICIT	(18,014)	(12,958)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11	$520

The accompanying notes are an integral part of these financial statements.

DRC Ventures, Inc.
(A Development Stage Company)
Statement of Operations (unaudited)

			Cumulative
	For the three months ended		Since
	March 31,	March 31,	Inception
	2010	2009	April 15, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	1,500	1,000	14,695
Selling, General, and Administrative	-	303	1,499
Total Expenses	1,500	1,303	16,194

OTHER INCOME/(EXPENSE)
Interest Expense	$(324)	$(317)	$(1,820)
NET OTHER INCOME/(EXPENSE)	(324)	(317)	(1,820)

NET LOSS	$(1,824)	$(1,620)	$(18,014)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

DRC Ventures, Inc.
(A Development Stage Company)
Statement of Operations (unaudited)

			Cumulative
	For the nine months ended		Since
	March 31,	March 31,	Inception
	2010	2009	April 15, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	3,700	1,500	14,695
Selling, General, and Administrative	579	617	1,499
Total Expenses	4,279	2,117	16,194

OTHER INCOME/(EXPENSE)
Interest Expense	$(777)	$(717)	$(1,820)
NET OTHER INCOME/(EXPENSE)	(777)	(717)	(1,820)

NET LOSS	$(5,056)	$(2,834)	$(18,014)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

DRC Ventures, Inc.
Statement of Stockholders' Deficit (unaudited)
(A Development Stage Company)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 30, 2008	-	$-	-	$-	$-	$(9,195)

Net income/(loss)	-	-	-	-	-	(3,763)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(12,958)

Net income/(loss)	-	-	-	-	-	(5,056)

Balances, March 31, 2010	1,000,000	$100	-	$-	$-	$(18,014)

The accompanying notes are an integral part of these financial statements.

DRC Ventures, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Cumulative
	For the		Totals
	nine months ended		Since
	March 31,	March 31,	Inception
	2010	2009	April 15, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,056)	$(2,834)	$(18,014)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
(Increase)/Decrease in Accrued Expenses	777	717	1,820

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,279)	(2,117)	(16,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable to Related Party	3,770	2,125	16,205

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,770	2,125	16,205

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	520	5	-

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$11	$13	$11

The accompanying notes are an integral part of these financial statements.

DRC VENTURES, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2010

NOTE A- BUSINESS ACTIVITY

DRC Ventures, Inc. (the “Company”) was organized under the laws of the State of Nevada on April 15, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $17,654 used cash from operations of $16,194 since its inception, and has a negative working capital of $18,014 at March 31, 2010.

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

DRC VENTURES, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2010

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2010.

DRC VENTURES, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010.

DRC VENTURES, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2010

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

DRC VENTURES, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2010

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2010 and 2009 is summarized as follows:

Cash paid during the period ended March 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2010.

DRC VENTURES, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2010

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

As of June 30, 2009, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 12,958 which expires in the year ending June 30, 2029.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the periods ended March 31, 2010, the Company issued no shares of common stock.

As of March 31, 2010, the Company had the following shares of common stock outstanding:

Name	Number of shares	Cash or Services	Price per share	Total value
David Powell	500,000	founder shares	$0.0001	$50
Ronald Williams	500,000	founder shares	$0.0001	$50
	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the period ended March 31, 2010, the Company issued no preferred stock.

As of March 31, 2010, the Company had no preferred shares outstanding.

DRC VENTURES, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2010

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a series of promissory notes with a related party.  The total amount of loan outstanding is $16,205 and it is payable upon demand, the annual interest rate on this note is 8%.  Accrued interest, but not paid as of March 31, 2010 is 1,820.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview.

DRC Ventures, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on April 15, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   We are in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

Any entity with which we consummate a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a tax-free transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control and likely result in the resignation or removal of our present officers and directors.

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

Liquidity and Capital Resources.

At March 31, 2010, we had a de minimus amount of cash on hand.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months which we anticipate will comprise costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, a Business Combination, and we will require funds therefor.

To date, we have funded our operations through loans from our stockholders and, as of March 31, 2010, we had borrowed an aggregate of $16,205 from them, including $3,770 during the nine months then ended.  Our stockholder has advised us that it expects to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three and nine month periods ended March 31, 2010 of $1,824 and $5,056, respectively, and a net loss since inception of $18,014.  The Company has used cash from operations of $16,194 since its inception, consisting primarily of professional fees, and has a negative working capital of $18,014 at March 31, 2010.

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended March 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

DRC VENTURES, INC.

Dated: May 12, 2010	By:	/s/ Ronald Williams
	Name:	Ronald Williams
	Title:	President, Principal Executive Officer and Principal Financial Officer