Form 10-Q
period 2010-12-31
DRC Ventures ,Inc.
filed 2011-02-11
CIK 1434109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 11, 2011 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	F-1
Statements of Operations for the three and six months ended December 31, 2010 and 2009 and the period from April 15, 2008 (date of inception) to December 31, 2010 (unaudited)	F-2
Statement of Stockholder’s Deficit as of December 31, 2010 (unaudited)	F-3
Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and the period from April 15, 2008 (date of inception) to December 31, 2010 (unaudited)	F-4
Notes to Financial Statements	F-5

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010

	December 31, 2010	June 30, 2010
ASSETS
Current Assets
Cash and equivalents	$1	$1

TOTAL ASSETS	$1	$1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,900	$3,750
Accrued interest – related party	2,932	2,136
Loan payable - related party	22,565	17,215
Total Liabilities	27,397	23,101

Stockholders’ Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Stock subscription receivable	0	(100)
Deficit accumulated during the development stage	(27,496)	(23,100)
Total Stockholders’ Deficit	(27,396)	(23,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1	$1

See accompanying notes to financial statements.

DRC VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009	Period from April 15, 2008 (Inception) to December 31, 2010

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	2,100	2,200	3,100	2,200	22,545
General and administrative expenses	500	567	500	579	2,019
TOTAL EXPENSES	2,600	2,767	3,600	2,779	24,564

LOSS FROM OPERATIONS	(2,600)	(2,767)	(3,600)	(2,779)	(24,564)

OTHER EXPENSES
Interest expense	436	(227)	796	(453)	2,932

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,036)	(2,994)	(4,396)	(3,232)	(27,496)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(3,036)	$(2,994)	$(4,396)	$(3,232)	$(27,496)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

DRC VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Stock subscription	Deficit accumulated during the development
	Shares	Amount	receivable	stage	Total

Inception, April 15, 2008	0	$0	$0	$0	$0

Issuance of common stock to founders for stock subscription receivable @ $.0001	1,000,000	100	(100)	-	0

Net loss for the period ended June 30, 2008	-	-	-	(9,195)	(9,195)

Balance, June 30, 2008	1,000,000	100	(100)	(9,195)	(9,195)

Net loss for the year ended June 30, 2009	-	-	-	(3,763)	(3,763)

Balance, June 30, 2009	1,000,000	100	(100)	(12,958)	(12,958)

Net loss for the year ended June 30, 2010	-	-	-	(10,142)	(10,142)

Balance, June 30, 2010	1,000,000	100	(100)	(23,100)	(23,100)

Cash received for stock subscription receivable	-	-	100	-	100

Net loss for the six months ended December 31, 2010	-	-	-	(4,396)	(4,396)

Balance, December 31, 2010	1,000,000	$100	$0	$(27,496)	$(27,396)

See accompanying notes to financial statements.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Six months ended December 31, 2010	Six months ended December 31, 2009	Period from April 15, 2008 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,396)	$(3,232)	$(27,496)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(1,850)	0	1,900
Increase in accrued interest – related party	796	453	2,932
CASH FLOWS USED BY OPERATING ACTIVITIES	(5,450)	(2,779)	(22,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	5,350	2,270	22,565
Proceeds from sales of common stock	100	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,450	2,270	22,665

NET INCREASE (DECREASE) IN CASH	0	(509)	1

Cash, beginning of period	1	520	0
Cash, end of period	$1	$11	$1

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for subscription receivable	$0	$0	$100

See accompanying notes to financial statements.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Cash and Cash Equivalents
DRC Ventures considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2010 and June 30, 2010, the Company had $1 of cash.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
DRC Ventures does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and June 30, 2010 consisted of amounts owed to the Company’s outside independent auditors.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has signed a series of promissory notes with a related party.  The total amount of the loans outstanding was $22,565 and $17,215 as of December 31, 2010 and June 30, 2010, respectively. The loans are payable upon demand, bear 8% interest and are unsecured.

Accrued interest on the above loans was $2,932 and $2,136 as of December 31, 2010 and June 30, 2010.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

During the period ended June 30, 2008, the Company issued 1,000,000 shares of common stock to its founders for a subscription receivable of $100. The receivable was paid in the quarter ended December 31, 2010.

As of December 31, 2010 and June 30, 2010 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of December 31, 2010 and June 30, 2010 there were 0 shares of preferred stock issued and outstanding.

NOTE 5 – INCOME TAXES

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $27,500 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

December 31, 2010
Federal income tax benefit attributable to:
Current Operations	$1,495
Less: valuation allowance	(1,495)
Net provision for Federal income taxes	$0

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5 – INCOME TAXES (CONTINUED)

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $27,500 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

December 31, 2010
Federal income tax benefit attributable to:
Current Operations	$1,495
Less: valuation allowance	(1,495)
Net provision for Federal income taxes	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2010	June 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$9,350	$7,854
Less: valuation allowance	(9,350)	(7,854)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $27,500 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 10, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

We cannot assure you that we will be successful in concluding a Business Combination.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

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

Liquidity and Capital Resources.

At December 31, 2010, we had a de minimus amount of cash on hand.  Our available cash will not be sufficient to cover our operating costs and expenses over the next twelve months which we anticipate will comprise costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, a Business Combination, and we will require funds therefor.  Over the next twelve months, we estimate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act of approximately $15,000.  We are unable to provide an estimate of the costs we may incur in connection with identifying and evaluating Targets Businesses or costs we may incur in connection with entering into a Business Combination given the multitude of variables associated with such activities.

To date, we have funded our operations through loans from our stockholders and, as of December 31, 2010, we had borrowed an aggregate of $22,565 from them, including $5,350 during the six months then ended.  Our stockholders have advised orally us that they present intend to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three months ended December 31, 2010 of $3,036 and a net loss since inception of $27,496.  The Company has used cash from operations of $22,664 since its inception, consisting primarily of professional fees, and has a negative working capital of $27,396 at December 31, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

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

DRC VENTURES, INC.

Dated: February 11, 2011	By:	/s/ Ronald Williams
	Name:	Ronald Williams
	Title:	President, Principal Executive Officer and Principal Financial Officer