Form 10-K
period 2011-06-30
DRC Ventures ,Inc.
filed 2011-09-28
CIK 1434109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At September 28, 2011 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating his time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

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

PART I

Item 1. Description of Business.

General

DRC Ventures, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on April 15, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle to pursue a business combination through a capital stock exchange, merger, asset acquisition or other similar business transaction (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses.  We have not generated any revenue, have no full-time employees and do not own or lease any property.  Our sole officer and director has never served as an officer or director of a development stage public company with the purpose of acquiring a Target Business.

The Company, based on its proposed business activities, is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  In addition, the Company is a “blank check company,” which is defined as a development stage company that is issuing a penny stock, as defined in Rule 3a51-1 of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.   Many states have enacted laws limiting the sale of securities of “blank check” companies in their respective jurisdictions.

Given that we are a “shell company” and the Target Business with which we consummate a Business Combination likely will be involved in business operations at the time of the transaction, the transaction we enter into with such company would be referred to as a “reverse acquisition” or “reverse merger” for accounting purposes.

As more fully described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” because we are a shell company, our stockholders prior to any Business Combination would not be entitled to rely on the provisions of Rule 144 as an exemption from the registration requirements of the Securities Act in connection with the resale of their securities and are subject to additional limitations as to the use of Rule 144 to resell their securities after a Business Combination.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a Business Combination, and then only in the discretion of management of our Business Combination partner.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements

We are not presently engaged in, and will not engage in, any substantive commercial business or revenue generating operations unless and until we consummate a Business Combination, if ever.  We are currently in the process of identifying and evaluating Target Businesses but we do not have any specific Business Combination under consideration.  Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location.  We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value.  The determination as to which opportunity is the most attractive will be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business, among other factors, some of which are described below.  We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other forms of financing transactions.

We anticipate that the selection of a Target Business will be complex and extremely risky and we may never consummate a Business Combination.  Our current financial condition may negatively impact our ability to consummate a Business Combination or cause us to discontinue operations before we enter such a transaction.  As of the date of this report, we are not generating any revenue and at June 30, 2011, we had no cash, total liabilities of $35,278 and losses of $35,378 since inception.  Over the next twelve months, we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination.  These costs are hard to quantify given the multitude of variables associated with such activities.  Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.  Our cash on hand will not be sufficient to cover our operating costs over the next twelve months.  Though our stockholders have advised us of their present intention to fund our costs and expenses going forward through loans or further investments in the Company, there is no written agreement binding them to do so.

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

Search for a target.

We are currently in the process of identifying and evaluating potential Target Businesses.  As described below in more detail, our management has broad discretion with respect to identifying and selecting prospective acquisition candidates.  At such time as we affect a Business Combination, if ever, we will be impacted by numerous risks inherent in the business and operations of the Target Business.  The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings.  Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources.  Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources.  We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officer and director and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in connection with the consummation of a Business Combination.

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

Selection criteria for a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  In evaluating a prospective Target Business, our management may consider, among other factors, the following:

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

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business.  Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed appropriate by our management.

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible in view of our lack of financial resources and the inexperience of our management in such endeavors.  Moreover, management’s decisions will be made without detailed feasibility studies, independent analyses or market surveys, which, if we had more funds available to us, would be desirable.  Given our current resources, we will likely enter into a Business Combination with a privately-held company in its early stages of development or that has only a limited operating history on which to base our decision.  Typically, very little public information exists about these companies and we will rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.  We expect that our due diligence may include, among other things, meetings with the Target Business’s management, inspection of its facilities and a review of financial and other information that is made available to us.  This due diligence review will be conducted by our management, possibly with the assistance of the Company's counsel and accountants, as necessary.

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

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination, if we are able to consummate such a transaction at all, cannot presently be ascertained with any degree of certainty.  Any costs we incur with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations.  Moreover, given that we likely will offer a controlling interest in our Company to the security holders of a Target Business in order to achieve a tax-free reorganization, as described below, the dilution of interest to present and prospective stockholders will render more than one Business Combination unlikely.  Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that Business Combinations with multiple operating entities would offer.  By consummating a Business Combination with a single entity, our lack of diversification may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination.

Form of acquisition; Opportunity for stockholder approval.

Although we cannot predict the terms of any Business Combination, we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the “Code”).  Tax-free treatment of such a transaction can be accomplished, if structured correctly, through the acquisition of all of the outstanding shares of capital stock of a Target Business or by way of a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business.  Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner.  Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

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

Acquisition:  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the surviving entity after the transaction.  Depending upon the relative negotiating strength of the parties, our stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company, which is likely in our case.  This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.  As part of such a transaction, all or a majority of our Company's then management at the time may resign and new directors may be appointed without any vote by stockholders.  If the Business Combination is structured as an acquisition of a Target Business's stock, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger:  In a merger transaction, we would merge a Target Business with and into our Company or a wholly-owned subsidiary.  Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock.  However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies.  The necessity to obtain stockholder approval may result in delays and additional expenses in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

In view of our status as a “shell” company, any acquisition of the stock of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger,” respectively, for accounting purposes.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination.

Competition

We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective.  Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

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

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock he owns, as a condition to, or in connection, with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of his shares of common stock which would raise issues relating to a possible conflict of interest with our other security holders.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the financial statements, before making a decision to invest in our securities.  If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

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

We are not generating any revenue, have limited capital resources and will incur significant costs over the next twelve months.  We are dependent entirely upon our stockholders to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination.  In addition, we have substantial liabilities comprising promissory notes in favor of our current officer and director in the principal amount of $27,721 that bear interest at 8% per year, accrued interest on said notes of $3,997 and accrued expenses of $3,560.  We are dependent entirely on our stockholders to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future.  Though our stockholders have advised us of their intention to fund our operations, there is no written agreement binding them to do so.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.  In the even that our stockholders do not fund our capital requirements, we may not be able to continue operations and investors could lose the entire amount of their investment in our Company.  Without further capital infusion from our stockholders, we will not have the ability to continue operations beyond the filing of this report.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At June 30, 2011, we had no assets.  We will continue to incur operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a Business Combination.  We will require additional financing to fund these activities and we cannot be certain that such financing will be available to us on acceptable terms, if at all.  Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective and may require us to discontinue operations.

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective.  We can offer no assurance that we ever will consummate a Business Combination.

We are a development stage company and have not engaged in any revenue generating activities to date.  Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objective.  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever.  We cannot assure you as to when or if a Business Combination will occur.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

We do not have a specific plan for identifying Target Businesses and we cannot estimate or predict when or if we ever will affect a Business Combination.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Combination.  The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management is introduced to potential Target Businesses.  Moreover, given the wide ranging variables inherent in its business, management cannot predict the amount of time required to effectuate a Business Combination nor the amount of funds required therefor.  In light of these factors, we cannot assure investors that we ever will consummate a Business Combination.

Our  sole officer and director has never been a principal of, nor has he ever been affiliated with, a company that has completed a Business Combination.

Our sole officer and director has never served as an officer or director of a development stage public company that has completed a Business Combination.  While our management is involved with another shell company that has registered its class of common stock under the Exchange Act, that company suspended  its obligations to file reports under the Exchange Act prior to entering into a Business Combination.  Accordingly, you may not be able to adequately evaluate his ability to consummate successfully a Business Combination.  Moreover, our officer and director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and he may not uncover all material information about a Target Business prior to a Business Combination nor may he accurately assess a Target Company's business or management.  Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose their entire investment.

Our sole officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.  If our sole officer’s and director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative.  We may not be able to enter into a Business Combination.  If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire.  While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that those criteria.  We can not assure you that, even if we consummate a Business Combination, the Company will realize any short-term or long-term earnings.

We have no existing agreement for a Business Combination or other transaction.

We presently have no written arrangement or agreement to engage in a Business Combination.  We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot assure investors that we will be able to negotiate a Business Combination on favorable terms, if at all.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that we may investigate that fail to comply with SEC reporting requirements, financial and otherwise, may delay or preclude a Business Combination.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.  The time and additional costs that target entities will incur to prepare these statements may significantly delay or essentially preclude the consummation of a Business Combination.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

We will encounter intense competition from other entities having a business objective similar to ours, including well-capitalized blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates.  Nearly all of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.  In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will enter into a Business Combination with a privately-held company.  Typically, very little public information exists about these companies or their management and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company.  In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence.  If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

If we consummate a Business Combination by way of an acquisition, stockholders may not have an opportunity to vote on the transaction.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by our securityholders.  Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to ascertain the merits or risks of the industry or business in which we may ultimately operate at this time.

We are currently in the process of evaluating and identifying targets for a Business Combination.  However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business.  Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire.  To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we will be affected by numerous risks inherent in the business operations of those entities.  If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we will be affected by the currently unascertainable risks of that industry.  Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required.  Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States.  These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	foreign currency exchange rate fluctuations;
•	potential hostilities and changes in diplomatic and trade relationships;
•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
•	burdens of complying with a wide variety of foreign laws and regulations;
•	longer payment cycles and difficulties collecting receivables through foreign legal systems;
•	difficulties in enforcing or defending agreements and intellectual property rights;

•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences; and
•	political and economic instability

If the Target Business with which we enter a Business Combination does not successfully manage these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

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

Numerous external forces, including the recent financial crisis, could negatively affect our businesses, results of operations and financial condition.

Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) could negatively affect our business, results of operations and financial condition.  The ongoing global financial crisis affecting the banking system, financial markets and financial institutions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets.  The length of time or severity with which these conditions may persist is unknown.  As a consequence, companies that otherwise may have considered becoming public as a result of a reverse acquisition may elect to delay or forego entirely such plans because of the impact of the global financial crisis on their operations, their inability to obtain financing to grow their operations and the costs they will required to incur associated with being a public company, among other reasons.  Accordingly, it may be more difficult and take more time to identify a suitable and willing Target Business and consummate a Business Combination.

We have no independent audit committee.  Our full board of directors functions as our audit committee and is comprised of one director who is not considered independent.  This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee, though we are not required to have one.  Our full board of directors functions as our audit committee and is comprised of a single director who is not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Exchange Act.  An independent audit committee plays a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes.  The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee’s responsibilities without undue influence.  We do not expect to create an independent audit committee, which could compromise the management of our business.

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

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example, if the directors did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

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

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock.  Currently, no preferred shares have been issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

There are significant restrictions on the transferability of outstanding shares of our common stock.

None of the outstanding shares of our common stock have been registered under the Securities Act or the securities laws of any state and, consequently, they may not be resold, transferred or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act.  Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company.  These restrictions will limit the ability of our stockholders to liquidate their investment.

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

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure investors that brokerage firms will want to conduct any secondary offerings on behalf of our post-transaction company in the future.

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

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of September 28 , 2011, there were two holders of record of 1,000,000 outstanding shares of our common stock.

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

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, as we are, unless the following conditions are met:

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended June 30, 2011.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companies, as such term is defined by Item 10 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ significantly from the results, expectations and plans discussed in these forward looking statements.

General.

We were formed to serve as a vehicle to acquire, through a capital stock exchange, reverse acquisition, reverse merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.  We have neither engaged in any operations nor generated any revenues during the twelve-month period ended June 30, 2011, our fiscal year end.
.
We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  There are numerous risks in connection with our current and proposed operations and plans, including those enumerated under “Item 1A Risk Factors.”  By way of example, we will be affected by the risks inherent in the business and operations of the Target Business and, if such business is a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws).  The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

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

Management anticipates that the selection of a Target Business and the consummation of a Business Combination will be complex and extremely risky and we cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a Business Combination that the Company will achieve long-term or immediate short-term earnings.

Liquidity and Capital Resources.

As of June 30, 2011, the Company had no assets.  This compares with assets of $1 as of June 30, 2010.  The Company’s current liabilities as of June 30, 2011 totaled $35,278, comprised of amounts due to its stockholders and evidenced by promissory notes that bear interest at the rate of 8% per year and accrued expenses.  This compares with liabilities of $23,101 as of June 30, 2010.  At June 30, 2011, we had negative working capital of $35,278.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended June 30, 2011 and June 30, 2010.

	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Net cash (used by) operating activities	$(10,607)	$(5,299)
Net cash provided by financing activities	10,606	4,780
Net increase (decrease) in cash and cash equivalents	(1)	(519)

The Company has nominal assets and has generated no revenues since inception.  Our current assets will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination.  These costs are hard to quantify given the multitude of variables associated with such activities.  Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.

To date, we have funded our operations through loans from a stockholder.  Our stockholder have advised us that they expect to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary.  However, our stockholders are not bound to do so.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a “going concern.”

Results of Operations.

Since our inception, we have not engaged in any revenue generating activities or realized any revenues.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

We reported a net loss for the year ended June 30, 2011 of $12,278, compared to a net loss for the year ended June 30, 2010 of $10,142.  Our expenses consist principally of professional fees and filing costs in connection with satisfying our reporting obligations under the Exchange Act.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense.  Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  We refer readers to Note 1 to our audited financial statements for the year ended June 30, 2011 filed with this Annual Report.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies, as such term is defined by Item 10 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
DRC Ventures, Inc.
South Hempstead, New York

We have audited the accompanying balance sheets of DRC Ventures, Inc., as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from April 15, 2008 (date of inception) to June 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DRC Ventures, Inc., as of June 30, 2011 and 2010 and the results of their operations and cash flows for the years then ended and the period from April 15, 2008 (date of inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
September 27, 2011

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2011 AND 2010

	June 30, 2011	June 30, 2010
ASSETS
Current Assets
Cash and equivalents	$0	$1

TOTAL ASSETS	$0	$1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$3,560	$3,750
Accrued interest – related party	3,997	2,136
Loan payable - related party	27,721	17,215
Total Liabilities	35,278	23,101

Stockholders’ Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	0	0
Stock subscription receivable	0	(100)
Deficit accumulated during the development stage	(35,378)	(23,100)
Total Stockholders’ Deficit	(35,278)	(23,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$1

See accompanying notes to financial statements.

DRC VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO JUNE 30, 2011

	Year ended June 30, 2011	Year ended June 30, 2010	Period from April 15, 2008 (Inception) to June 30, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	7,700	8,450	27,145
General and administrative expenses	2,717	599	4,236
TOTAL EXPENSES	10,417	9,049	31,381

LOSS FROM OPERATIONS	(10,417)	(9,049)	(31,381)

OTHER EXPENSES
Interest expense	1,861	1,093	3,997

LOSS BEFORE PROVISION FOR INCOME TAXES	(12,278)	(10,142)	(35,378)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(12,278)	$(10,142)	$(35,378)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000

See accompanying notes to financial statements.

DRC VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO JUNE 30, 2011

	Common Stock		Additional paid-in	Stock subscription	Deficit accumulated during the development
	Shares	Amount	capital	receivable	stage	Total

Inception, April 15, 2008	0	$0	$0	$0	$0	$0

Issuance of common stock to founders for stock subscription receivable @ $.0001	1,000,000	100	-	(100)	-	0

Net loss for the period ended June 30, 2008	-	-	-	-	(9,195)	(9,195)

Balance, June 30, 2008	1,000,000	100	0	(100)	(9,195)	(9,195)

Net loss for the year ended June 30, 2009	-	-	-	-	(3,763)	(3,763)

Balance, June 30, 2009	1,000,000	100	0	(100)	(12,958)	(12,958)

Net loss for the year ended June 30, 2010	-	-	-	-	(10,142)	(10,142)

Balance, June 30, 2010	1,000,000	100	0	(100)	(23,100)	(23,100)

Cash received for stock subscription receivable	-	-	-	100	-	100

Net loss for the year ended June 30, 2011	-	-	-	-	(12,278)	(12,278)

Balance, June 30, 2011	1,000,000	$100	$0	$0	$(35,378)	$(35,278)

See accompanying notes to financial statements.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO JUNE 30, 2011

	Year ended June 30, 2011	Year ended June 30, 2010	Period from April 15, 2008 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,278)	$(10,142)	$(35,378)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(190)	3,750	3,560
Increase in accrued interest – related party	1,861	1,093	3,997
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,607)	(5,299)	(27,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	10,506	4,780	27,721
Cash received for stock subscription receivable	100	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,606	4,780	27,821

NET INCREASE (DECREASE) IN CASH	(1)	(519)	0

Cash, beginning of period	1	520	0
Cash, end of period	$0	$1	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for subscription receivable	$0	$0	$100

See accompanying notes to financial statements.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

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

Cash and Cash Equivalents
DRC Ventures considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2011 and 2010, the Company had $0 and $1 of cash, respectively.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of June 30, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
DRC Ventures does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at June 30, 2011 consisted of amounts owed to the Company’s outside independent auditors and edgarizers.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has signed a series of promissory notes with a related party.  The total amount of the loans outstanding was $27,721 and $17,215 as of June 30, 2011 and 2010, respectively. The loans are payable upon demand, bear 8% interest and are unsecured.

Accrued interest on the above loans was $3,997 and $2,136 as of June 30, 2011 and 2010.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

During the period ended June 30, 2008, the Company issued 1,000,000 shares of common stock to its founders for a subscription receivable of $100.

During the year ended June 30, 2011, the $100 stock subscription receivable was collected.

As of June 30, 2011 and 2010 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of June 30, 2011 and 2010 there were 0 shares of preferred stock issued and outstanding.

NOTE 5 – INCOME TAXES

As of June 30, 2011, the Company had net operating loss carry forwards of approximately $35,378 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	June 30, 2011	June 30, 2010
Federal income tax attributable to:
Current Operations	$4,175	$3,449
Less: valuation allowance	(4,175)	(3,449)
Net provision for Federal income taxes	$0	$0

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 5 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2011	June 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$12,029	$7,854
Less: valuation allowance	(12,029)	(7,854)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $35,378 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 27, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures.  Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect all misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that, as of June 30, 2011, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.
We did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our directors are not independent nor do they qualify as  audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
We did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

3.
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely.  A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

We believe that the weaknesses in our disclosure controls and procedures and our internal control over financial reporting are a direct consequence of our size, resource constraints and the nature of our business.  We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets.  We were organized to serve as a vehicle to pursue a business combination with an operating or development stage business and we have not engaged in any substantive business operations and do not expect to engage in any such activities, unless and until we consummate a business combination.  We have no full-time employees.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title

Ronald Williams	43	President and Director

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2010, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.  The board of directors takes the position that management of a Business Combination partner will establish such a process that will be appropriate for its operations after the Company consummates a Business Combination.

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

The Company does not have a compensation committee.  Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.  The board of directors takes the position that management of a Business Combination partner will take such action to establish and seat a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Combination, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 28, 2011, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 10% of our common stock and by our sole officer and director
.
The applicable percentage of ownership is based on 1,000,000 shares outstanding.  There were no outstanding securities convertible into or exercisable for shares of common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

The Company utilizes office space provided free of charge by Mr. Williams, our sole officer and director.  The Company will continue to maintain its offices at this location until the consummation of a Business Combination, if ever.

During the twelve months ended June 30, 2011, the Company borrowed an aggregate of $10,606 from DRC Capital Group, LLC, an entity owned in part by our sole officer and director and by both of our stockholders.  Since inception, the Company has borrowed an aggregate of $27,721 from its affiliates.  Each of the loans is evidenced by a promissory note which is payable on demand with interest calculated at the rate of 8% per annum.  The proceeds from the loans have been utilized by the Company to cover the costs and expenses incurred in connection with the preparation and filing of Exchange Act reports and the target entity selection and the due diligence process.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Silberstein Ungar PLLC, for the audit of the Company's annual financial statements for the fiscal years ending on June 30, 2011 and June 30, 2010 were $2,500 and $1,875, respectively.  In addition, the Company paid Traci J. Anderson, CPA’s (“TJA”) the sum of $1,500 in connection with the audit of the 2010 financial statements; however, upon the revocation of that firm’s registration by the Public Company Accounting Oversight Board, the Company is not entitled to rely upon TJA’s audit report for 2009, necessitating the re-audit of the 2009 financial statements by Silberstein Ungar, PLLC.  The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending June 30, 2011 and June 30, 2010 were $2,000 and $1,500, respectively.

AUDIT-RELATED FEES.  We did not pay any audit related fees to our accountants for either of the past two fiscal years.

TAX FEES.  We did not pay any tax fees to our accountant for either of the past two fiscal years.

ALL OTHER FEES. We did not pay any fees billed for services rendered for the past two fiscal years to our accountants, other than the fees for audit services referenced above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Financial Statements

The financial statements of DRC Ventures, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

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
1. Incorporated by reference to Company’s Registration Statement on Form 10 as filed with the SEC on July 16, 2008.
2. Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2011.

DRC VENTURES, INC.

By:	/s/ Ronald Williams
Name:	Ronald Williams
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Ronald Williams	President, Principal Executive Officer, Principal Financial	September 28, 2011
Ronald Williams	Officer, Principal Accounting Officer and Director