Form 10-Q
period 2011-09-30
DRC Ventures ,Inc.
filed 2012-05-21
CIK 1434109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 21, 2012 there were 1,000,000 shares of common stock outstanding.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of September 30, 2011 and June 30, 2011 (unaudited)	F-1

Statements of Operations for the three months ended September 30, 2011 and 2010 and the period from April 15, 2008 (Date of Inception) to September 30, 2011 (unaudited)	F-2

Statement of Stockholders’ Deficit as of September 30, 2011 (unaudited)	F-3

Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and the period from April 15, 2008 (Date of Inception) to September 30, 2011 (unaudited)	F-4

Notes to Financial Statements	F-5

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011

	September 30, 2011	June 30, 2011
ASSETS
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$4,174	$3,560
Accrued interest – related party	4,556	3,997
Loan payable - related party	27,761	27,721
Total Liabilities	36,491	35,278

Stockholders’ Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	0	0
Stock subscription receivable	0	0
Deficit accumulated during the development stage	(36,591)	(35,378)
Total Stockholders’ Deficit	(36,491)	(35,278)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

DRC VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (unaudited)
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO SEPTEMBER 30, 2011

	Three months ended September 30, 2011	Three months ended September 30, 2010	Period from April 15, 2008 (Inception) to September 30, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	600	1,000	27,745
General and administrative expenses	54	0	4,290
TOTAL EXPENSES	654	1,000	32,035

LOSS FROM OPERATIONS	(654)	(1,000)	(32,035)

OTHER EXPENSES
Interest expense	559	360	4,556

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,213)	(1,360)	(36,591)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(1,213)	$(1,360)	$(36,591)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000

See accompanying notes to financial statements.

DRC VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO SEPTEMBER 30, 2011

	Common Stock		Additional paid-in	Stock subscription	Deficit accumulated during the development
	Shares	Amount	capital	receivable	stage	Total

Inception, April 15, 2008	0	$0	$0	$0	$0	$0

Issuance of common stock to founders for stock subscription receivable @ $.0001	1,000,000	100	-	(100)	-	0

Net loss for the period ended June 30, 2008	-	-	-	-	(9,195)	(9,195)

Balance, June 30, 2008	1,000,000	100	0	(100)	(9,195)	(9,195)

Net loss for the year ended June 30, 2009	-	-	-	-	(3,763)	(3,763)

Balance, June 30, 2009	1,000,000	100	0	(100)	(12,958)	(12,958)

Net loss for the year ended June 30, 2010	-	-	-	-	(10,142)	(10,142)

Balance, June 30, 2010	1,000,000	100	0	(100)	(23,100)	(23,100)

Cash received for stock subscription receivable	-	-	-	100	-	100

Net loss for the year ended June 30, 2011	-	-	-	-	(12,278)	(12,278)

Balance, June 30, 2011	1,000,000	100	0	0	(35,378)	(35,278)

Net loss for the three months ended September 30, 2011	-	-	-	-	(1,213)	(1,213)

Balance, September 30, 2011	1,000,000	$100	$0	$0	$(36,591)	$(36,491)

See accompanying notes to financial statements.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO SEPTEMBER 30, 2011

	Three months ended September 30, 2011	Three months ended September 30, 2010	Period from April 15, 2008 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,213)	$(1,360)	$(36,591)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	614	(2,000)	4,174
Increase in accrued interest – related party	559	360	4,556
CASH FLOWS USED BY OPERATING ACTIVITIES	(40)	(3,000)	(27,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	40	2,900	27,761
Cash received for stock subscription receivable	0	100	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	40	3,000	27,861

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	1	0
Cash, end of period	$0	$1	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for subscription receivable	$0	$0	$100

See accompanying notes to financial statements.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Cash and Cash Equivalents
DRC Ventures considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2011 and June 30, 2011, the Company had $0 of cash.

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
SEPTEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
DRC Ventures does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at September 30, 2011 consisted of amounts owed to the Company’s outside independent auditors and edgarizers.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has signed a series of promissory notes with a related party.  The total amount of the loans outstanding was $27,761 and $27,721 as of September 30, 2011 and June 30, 2011, respectively. The loans are payable upon demand, bear 8% interest and are unsecured.

Accrued interest on the above loans was $4,556 and $3,997 as of September 30, 2011 and June 30, 2011.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

During the period ended June 30, 2008, the Company issued 1,000,000 shares of common stock to its founders for a subscription receivable of $100.

During the year ended September 30, 2011, the $100 stock subscription receivable was collected.

As of September 30, 2011 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of September 30, 2011 there were 0 shares of preferred stock issued and outstanding.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 5 – INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of approximately $36,600 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2011	September 30, 2010
Federal income tax attributable to:
Current operations	$412	$446
Less: valuation allowance	(412)	(446)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2011	June 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$12,441	$12,029
Less: valuation allowance	(12,441)	(12,029)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $36,591 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
SEPTEMBER 30, 2011

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets.  We undertake no duty to update or revise these forward-looking statements.

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

Overview

DRC Ventures, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on April 15, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

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

Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.  Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.”  We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies.  Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

Our management has broad discretion with respect to identifying and selecting a prospective Target.  We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry.  Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company.  Accordingly, he may not successfully identify a Target or conclude a Business Combination.  In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters.  Management intends to devote only as much time as it deems necessary to our affairs.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders prior to the transaction and cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination.  Our current assets will not be sufficient for these purposes; however, we believe we will be able to meet these costs from cash which may be loaned to or invested in us by our stockholders, management or other investors.  It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed.   Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At September 30, 2011 and June 30, 2011, our fiscal year end, we had no assets. At September 30, 2011, the Company had current liabilities of $36,491 compared with current liabilities of $35,278 at June 30, 2011, in each case, comprised of amounts owed to stockholders and accrued expenses.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	For the Cumulative Period from April 15, 2008 (Inception) to September 30, 2011
Net Cash Used By Operating Activities	$(40)	$(3,000)	$(27,861)
Net Cash Provided by Financing Activities	$40	$3,000	$27,861
Net Increase (Decrease) in Cash and Cash Equivalents	$0	$0	$0

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues.  We reported a net loss for the three months ended September 30, 2011 of $1,213 compared to a net loss of $1,360 for the comparable 2010 period, and have suffered a net loss since inception of $36,591.  At September 30, 2011, we had a working capital deficit of $36,491 compared to a working capital deficit of $35,278 at June 30, 2011.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of securities and attaining future profitable operations.   Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of June 30, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment.
2.	We did not maintain effective controls over financial statement disclosure.
3.	We did not maintain effective controls over financial reporting.
4.
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, resource constraints and the nature of our business.  We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets.  Further, we have no full-time employees.  As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

DRC VENTURES, INC.

Dated: May 21, 2012	By:	/s/ Ronald Williams
	Name:	Ronald Williams
	Title:	President, Principal Executive Officer and Principal Financial Officer