Form 10-Q
period 2012-03-31
DRC Ventures ,Inc.
filed 2012-05-21
CIK 1434109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of March 31, 2012 and June 30, 2011 (unaudited)	F-2

Statements of Operations for the three months and nine months ended March 31, 2012 and 2011 and the period from April 15, 2008 (Date of Inception) to March 31, 2012 (unaudited)	F-3

Statement of Stockholders’ Deficit as of March 31, 2012 (unaudited)	F-4

Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and the period from April 15, 2008 (Date of Inception) to March 31, 2012 (unaudited)	F-5

Notes to Financial Statements	F-6

DRC VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2012

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2012 AND JUNE 30, 2011

	March 31, 2012	June 30, 2011
ASSETS
Current Assets
Cash and equivalents	$8	$0

TOTAL ASSETS	$8	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$4,360	$3,560
Accrued interest – related party	5,717	3,997
Loan payable - related party	29,561	27,721
Total Liabilities	39,638	35,278

Stockholders’ Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Stock subscription receivable	0	0
Deficit accumulated during the development stage	(39,730)	(35,378)
Total Stockholders’ Deficit	(39,630)	(35,278)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8	$0

See accompanying notes to financial statements.

DRC VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO MARCH 31, 2012

	Three months ended March 31, 2012	Three months ended March 31, 2011	Nine months ended March 31, 2012	Nine months ended March 31, 2011	Period from April 15, 2008 (Inception) to March 31, 2012

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	600	1,100	2,300	4,200	29,445
General and administrative expenses	254	0	332	500	4,568
TOTAL EXPENSES	854	1,100	2,632	4,700	34,013

LOSS FROM OPERATIONS	(854)	(1,100)	(2,632)	(4,700)	(34,013)

OTHER EXPENSES
Interest expense	588	470	1,720	1,266	5,717

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,442)	(1,570)	(4,352)	(5,966)	(39,730)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(1,442)	$(1,570)	$(4,352)	$(5,966)	$(39,730)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

DRC VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO MARCH 31, 2012

	Common Stock		Stock subscription	Deficit accumulated during the development
	Shares	Amount	receivable	stage	Total

Inception, April 15, 2008	0	$0	$0	$0	$0

Issuance of common stock to founders for stock subscription receivable @ $.0001	1,000,000	100	(100)	-	0

Net loss for the period ended June 30, 2008	-	-	-	(9,195)	(9,195)

Balance, June 30, 2008	1,000,000	100	(100)	(9,195)	(9,195)

Net loss for the year ended June 30, 2009	-	-	-	(3,763)	(3,763)

Balance, June 30, 2009	1,000,000	100	(100)	(12,958)	(12,958)

Net loss for the year ended June 30, 2010	-	-	-	(10,142)	(10,142)

Balance, June 30, 2010	1,000,000	100	(100)	(23,100)	(23,100)

Cash received for stock subscription receivable	-	-	100	-	100

Net loss for the year ended June 30, 2011	-	-	-	(12,278)	(12,278)

Balance, June 30, 2011	1,000,000	100	0	(35,378)	(35,278)

Net loss for the nine months ended March 31, 2012	-	-	-	(4,352)	(4,352)

Balance, March 31, 2012	1,000,000	$100	$0	$(39,730)	$(39,630)

See accompanying notes to financial statements.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 201
PERIOD FROM APRIL 15, 2008 (INCEPTION) TO MARCH 31, 2012

	Nine months ended March 31, 2012	Nine months ended March 31, 2011	Period from April 15, 2008 (Inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,352)	$(5,966)	$(39,730)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	800	(3,250)	4,560
Increase in accrued interest – related party	1,720	1,265	5,717
CASH FLOWS USED BY OPERATING ACTIVITIES	(1,832)	(7,951)	(29,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	1,840	7,850	29,561
Proceeds from sales of common stock	0	100	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,840	7,950	29,661

NET INCREASE (DECREASE) IN CASH	8	(1)	8

Cash, beginning of period	0	1	0
Cash, end of period	$8	$0	$8

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for subscription receivable	$0	$0	$100

See accompanying notes to financial statements.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012

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

Cash and Cash Equivalents
DRC Ventures considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2012 and June 30, 2010, the Company had $8 and $0 of cash, respectively.

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
MARCH 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
DRC Ventures does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at March 31, 2012 and June 30, 2010 consisted of amounts owed to the Company’s outside independent auditors.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has signed a series of promissory notes with a related party.  The total amount of the loans outstanding was $29,561 and $27,721 as of March 31, 2012 and June 30, 2011, respectively. The loans are payable upon demand, bear 8% interest and are unsecured.

Accrued interest on the above loans was $5,717 and $3,997 as of March 31, 2012 and June 30, 2011.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

During the period ended June 30, 2008, the Company issued 1,000,000 shares of common stock to its founders for a subscription receivable of $100. The receivable was paid in the quarter ended March 31, 2012.

As of March 31, 2012 and June 30, 2011 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of March 31, 2012 and June 30, 2011 there were 0 shares of preferred stock issued and outstanding.

DRC VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $39,730 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	March 31, 2012	March 31, 2011
Federal income tax benefit attributable to:
Current operations	$1,480	$2,030
Less: valuation allowance	(1,480)	(2,030)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2012	June 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$13,509	$12,029
Less: valuation allowance	(13,509)	(12,029)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $39,730 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
MARCH 31, 2012

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

Liquidity and Capital Resources

At March 31, 2012, we had minimal assets, consisting exclusively of $8 of cash, compared with no assets at June 30, 2011, our fiscal year end.  At March 31, 2012, the Company had current liabilities of $39,638 compared with current liabilities of $35,278 at June 30, 2011, in each case, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011	For the Cumulative Period from April 15, 2008 (Inception) to March 31, 2012
Net Cash Used by Operating Activities	$(1,832)	$(7,951)	$(29,653)
Net Cash Provided by Financing Activities	$1,840	$7,950	$29,661
Net Increase (Decrease) in Cash and Cash Equivalents	$8	$(1)	$8

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues.  We reported a net loss for the three and nine month periods ended March 31, 2012 of $1,442 and $4,352 compared to a net loss of $1,570 and $5,966 for the comparable 2011 periods, and have suffered a net loss since inception of $39,730.  At March 31, 2012, we had a working capital deficit of $39,630 compared to a working capital deficit of $35,278 at June 30, 2011.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of securities and attain future profitable operations.   Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of June 30, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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